Form 10-Q
period 2026-09-30
Vogenx, Inc.
filed 2026-11-06
CIK 1903784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2026, the registrant had 14,855,087 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Quarterly Report and previous filings, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Vogenx, Inc.

Condensed Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,126,137	$601,010
Deferred offering costs	-	63,363
Marketable securities	76,991,943	-
Prepaid expenses and other current assets	725,193	16,797

Total current assets	82,843,273	681,170

Total assets	$82,843,273	$681,170

Liabilities and stockholders’ equity (deficit)

Current liabilities
Accounts payable	$523,570	$62,964
Accrued expenses	318,900	709,818
Warrant liability	-	11,323
Convertible promissory notes payable, related party	-	816,300

Total current liabilities	842,470	1,600,405

Total liabilities	842,470	1,600,405

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Series A convertible preferred stock, $0.0001 par value; no shares and 15,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 5,661,422 shares issued and outstanding at December 31, 2025	$-	$566
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at September 30, 2026	-
Common stock, $0.0001 par value; 500,000,000 and 50,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 14,855,087 and 5,263,158 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,485	526
Additional paid-in capital	98,608,473	9,921,343
Accumulated deficit	(16,609,155)	(10,841,670)

Total stockholders’ equity (deficit)	82,000,803	(919,235)

Total liabilities and stockholders’ equity (deficit)	$82,843,273	$681,170

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vogenx, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses
Research and development	$1,079,000	$124,813	$1,473,697	$430,517
General and administrative	703,736	177,664	1,127,576	554,818

Total operating expenses	1,782,736	302,477	2,601,273	985,335

Other (expense) income
Change in fair value of warrant liability	(3,436,669)	16,984	(3,426,761)	43,876
Change in fair value of convertible promissory notes payable, related party	(26,777)	-	(78,177)	-
Interest income	338,579	1,086	338,726	5,636

Total other (expense) income	(3,124,867)	18,070	(3,166,212)	49,512

Net loss	$(4,907,603)	$(284,407)	$(5,767,485)	$(935,823)

Net loss per common share – basic and diluted	$(0.47)	$(0.05)	$(0.82)	$(0.17)
Weighted average common shares outstanding – basic and diluted	10,404,831	5,451,873	6,995,883	5,451,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vogenx, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2025	5,661,422	$566	5,263,158	$526	$9,921,343	$(10,841,670)	$(919,235)
Stock-based compensation					(4,852)	-	(4,852)
Net loss						(475,452)	(475,452)

Balance, March 31, 2026	5,661,422	$566	5,263,158	$526	$9,916,491	$(11,317,122)	$(1,399,539)
Stock-based compensation					4,668	-	4,668
Net loss						(384,430)	(384,430)

Balance, June 30, 2026	5,661,422	$566	5,263,158	$526	$9,921,159	$(11,701,552)	$(1,779,301)
Issuance of common stock upon conversion of related party convertible promissory notes			64,102	6	833,320		833,326
Issuance of common stock in initial public offering, net of underwriting discounts and commissions			7,187,500	719	86,896,156		86,896,875
Offering costs charged to equity					(2,485,286)		(2,485,286)
Conversion of Series A convertible preferred stock into common stock	(5,661,422)	$(566)	1,887,144	189	377		-
Cashless exercise of warrants			453,183	45	3,438,039		3,438,084
Stock-based compensation					4,708		4,708
Net loss						(4,907,603)	(4,907,603)
Balance, September 30, 2026	-	$-	14,855,087	$1,485	$98,608,473	$(16,609,155)	$82,000,803

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2024	5,661,422	$566	5,263,158	$526	$9,904,559	$(9,396,067)	$509,584
Stock-based compensation					2,621		2,621
Net loss						(356,619)	(356,619)

Balance, March 31, 2025	5,661,422	$566	5,263,158	$526	$9,907,180	$(9,752,686)	$155,586
Stock-based compensation					2,621		2,621
Net loss						(294,797)	(294,797)

Balance, June 30, 2025	5,661,422	$566	5,263,158	$526	$9,909,801	$(10,047,483)	$(136,590)
Stock-based compensation					2,621		2,621
Net loss						(284,407)	(284,407)
Balance, September 30, 2025	5,661,422	$566	5,263,158	$526	$9,912,422	$(10,331,890)	(418,376)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vogenx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities
Net loss	$(5,767,485)	$(935,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,524	7,863
Change in fair value of warrant liability	3,426,761	(43,876)
Change in fair value of convertible promissory notes payable, related party	78,177	-
Accretion of discount on marketable securities	(228,385)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(482,717)	(704)
Accounts payable	505,842	(39,785)
Accrued expenses	(390,918)	283,750
Interest paid on convertible promissory notes payable, related party	(61,151)	-
Net cash used in operating activities	(2,915,352)	(728,575)

Cash flows from investing activities
Purchase of marketable securities	(76,989,237)	-
Net cash used in investing activities	(76,989,237)	-

Cash flows from financing activities
Proceeds from financing, net of underwriting discounts and commissions	86,896,875	-
Payments of offering costs	(2,467,159)	-
Net cash provided by financing activities	84,429,716	-

Net increase (decrease) in cash and cash equivalents	4,525,127	(728,575)
Cash and cash equivalents, beginning of period	601,010	962,923
Cash and cash equivalents, end of period	$5,126,137	$234,348
Supplemental disclosure of non-cash financing activities
Conversion of preferred stock into common stock (1,887,144 shares)	377	-
Cashless exercise of warrants into common stock (453,183 shares)	3,438,084	-
Conversion of related-party convertible notes into common stock (64,102 shares)	833,326	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VOGENX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Nature of Business

Vogenx, Inc. (the “Company”), was incorporated in the State of Delaware on February 5, 2021. The Company is a clinical-stage life science and drug development company focused on the discovery and development of novel therapeutics for the treatment of serious metabolic and gastrointestinal diseases associated with dysfunctions in human metabolism and high unmet medical needs. The Company’s lead product candidate, mizagliflozin, is an orally administered, minimally absorbed, small molecule drug candidate being developed for the treatment of post-bariatric hypoglycemia (“PBH”), gastroparesis and GIP-dependent Cushing’s Syndrome.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent interim period.

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

The Company’s significant accounting policies are described in the audited financial statements and related notes included in the Company’s final prospectus filed pursuant to Rule 424(b). Except for the newly adopted accounting policy regarding purchased accrued interest as described in the respective notes below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

Liquidity and going concern

The Company has incurred recurring losses from operations and had an accumulated deficit of approximately $16.6 million as of September 30, 2026. Since inception, the Company has financed its operations primarily through the private placements of equity securities, convertible debt securities, and more recently, through its initial public offering (“IPO”). As of September 30, 2026, the Company had cash and cash equivalents and marketable securities of $82.1 million, compared to $601 thousand as of December 31, 2025.

In August 2026, the Company completed its IPO, receiving aggregate net proceeds of approximately $84.4 million, after deducting underwriting discounts, commissions, and offering expenses (see Initial Public Offering below).

Management evaluated whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Based on the Company’s current operating plan and existing cash resources, including the net proceeds from the IPO, management believes that the Company’s cash, cash equivalents and marketable securities will be sufficient to fund operations and meet its obligations for at least 12 months from the issuance date of these condensed financial statements. Accordingly, management concluded that substantial doubt regarding the Company’s ability to continue as a going concern does not exist.

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

Initial public offering

In August 2026, the Company completed the IPO, pursuant to which the Company issued and sold 7,187,500 shares of its common stock at a public offering price of $13.00 per share, including 937,500 additional shares of its common stock pursuant to the exercise in full by the underwriter of its option to purchase shares of common stock from the Company at the IPO price. As a result, the Company received net proceeds from the IPO of approximately $84.4 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company. Immediately prior to the closing of the IPO, the Company’s outstanding convertible preferred stock and convertible notes automatically converted into 1,951,246 shares of common stock and the Company’s outstanding warrants were automatically cashlessly exercised for 453,183 shares of common stock.

Following the closing of the IPO, no shares of the Company’s convertible preferred stock were authorized or outstanding. In connection with the completion of the IPO, on August 13, 2026, the Company’s amended and restated certificate of incorporation, as amended, was amended and restated to (i) authorize 500 million shares of common stock, par value $0.0001 per share and (ii) authorize 10 million shares of undesignated preferred stock, par value $0.0001 per share, that may be issued from time to time by the Company’s board of directors.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current period presentation with no effect on total stockholders’ equity (deficit) or net loss as previously reported.

Segment information

The Company operates as a single reportable segment engaged in the discovery and development of treatments for serious metabolic and gastrointestinal diseases. The Company has not generated revenues since inception. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM reviews the Company’s performance on an aggregate basis; thus the segment’s loss is the Company’s net loss, as reported on accompanying statements of operations, and the segment’s assets are the Company’s total assets, as reported on the accompanying balance sheets. Significant expenses provided to the CODM include research and development expenses, which are further disaggregated into direct R&D program expenses, R&D salaries and bonuses, and other R&D expenses, as well as general and administrative expenses, as reported on the accompanying statements of operations.

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

The following table presents the measure of segment loss and the significant expense categories regularly provided to the CODM for the three and nine months ended September 30, 2026 and September 30, 2025:
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Significant segment expenses
Research and development
Direct R&D program expenses (PBH)	$(714,422)	$-	$(790,354)	$-
Intellectual property legal expenses	(46,398)	(6,370)	(126,293)	(26,791)
R&D salaries	(212,379)	(118,101)	(445,105)	(374,885)
R&D bonuses	(90,000)	-	(90,000)	-
Other R&D expense	(15,801)	(342)	(21,945)	(28,841)
Total research and development	$(1,079,000)	$(124,813)	$(1,473,697)	$(430,517)
General and administrative	(703,736)	(177,664)	(1,127,576)	(554,818)
Other segment (expense) income	(3,124,867)	18,070	(3,166,212)	49,512
Segment net loss	$(4,907,603)	$(284,407)	$(5,767,485)	$(935,823)

Deferred offering costs

The Company capitalized as deferred offering costs all direct and incremental legal, accounting, underwriting and other third-party fees incurred in connection with the IPO. Upon the consummation of the IPO, such costs totaling $2.5 million were reclassified and recorded as a direct reduction of the gross proceeds within additional paid-in capital in stockholders’ equity. As of September 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $63,363, respectively.

Prepaids and other current assets

Prepaid expenses and other current assets consist primarily of prepaid directors’ and officers’ (“D&O”) insurance premiums and accrued interest receivable associated with the Company’s held-to-maturity marketable securities.

In August 2026, following the completion of the IPO, the Company purchased a D&O insurance policy with a premium of approximately $523 thousand. The premium was paid in advance and is capitalized as a prepaid asset and amortized to insurance expense on a straight-line basis over the coverage period.

Accrued interest receivable of $270 thousand includes both purchased accrued interest on held-to-maturity investments acquired on the secondary market and interest earned by the Company but not yet received. Purchased accrued interest represents the amount paid to the seller for interest accrued prior to the acquisition date and is not recognized as interest income. Interest earned subsequent to the acquisition date is recognized as interest income as it accrues. These amounts are classified as current assets as they are expected to be realized within one year.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, prepaids and other current assets, accounts payable, and accrued expenses, approximate their fair values at September 30, 2026, and December 31, 2025, due to their short-term nature (Level 1 inputs).

The Company’s held-to-maturity marketable securities consist of U.S. Treasury bills and U.S. Treasury notes. The estimated fair values of these securities are based on observable market inputs for similar instruments, including matrix pricing, and are classified within Level 2 of the fair value hierarchy. Prior to the completion of the IPO in August 2026, the Company’s liabilities measured at fair value on a recurring basis included the warrant liability and convertible promissory notes payable, related party, both of which were measured using Level 3 inputs. Immediately prior to the closing of the IPO in August 2026, these instruments were remeasured to fair value using the market approach based fair market value of the stock at the time of remeasurement, the outstanding principal balance of the convertible promissory notes automatically converted into common stock, and all outstanding liability-classified warrants were automatically exercised on a cashless basis. Accrued interest on the convertible promissory notes was paid in cash upon settlement. As a result, no liabilities measured at fair value on a recurring basis remained outstanding as of September 30, 2026.

As of December 31, 2025, the warrant liability and convertible promissory notes payable, related party, were measured at fair value using Level 3 inputs. During the nine months ended September 30, 2026, the Company’s warrant liability and convertible promissory notes payable were transferred from Level 3 to Level 1. This transfer occurred immediately prior to their settlement in connection with the IPO, as their fair values were remeasured using the observable quoted prices in an active market (Level 1 input) rather than the previously utilized unobservable inputs (Level 3). There were no transfers between fair value hierarchy levels during the year ended December 31, 2025.

The following table summarizes the changes in fair value of the warrant liability and convertible promissory notes payable, related party. Prior to the IPO, including as of December 31, 2025, these liabilities were measured using significant unobservable (Level 3) inputs. Immediately prior to the closing of the IPO on August 13, 2026, the instruments were remeasured to fair value using quoted prices in an active market (Level 1 inputs) based on thefair market value of the stock. As part of the IPO, on August 13, 2026, the convertible promissory notes were converted into common stock and the warrants were automatically exercised on a cashless basis, reducing the liabilities to zero:
		Convertible
	Warrant Liability	Promissory Notes Payable, Related Party

Balance as of December 31, 2024	$65,107	$-
Fair value balance as of December 8, 2025, issuance	-	810,500
Change in fair value	(53,784)	5,800
Balance as of December 31, 2025	$11,323	$816,300
Change in fair value	3,426,761	78,177
Exercise/conversion immediately prior to the closing of the IPO	(3,438,084)	(894,477)
Balance as of September 30, 2026	$-	-

The following table presents quantitative information about the significant unobservable inputs used in the Company’s Level 3 fair value measurements prior to the completion of the initial public offering and related conversion or exercise events:
	As of December 31, 2025
	Valuation Methodology	Significant Input	Weighted Average (range, if applicable)
Convertible promissory notes payable, related party	Probability Weighted Expected Return Method (PWERM)	Credit spread (1)	8.9%
		Risk free rate	3.5-3.6%
		Probability (1)	0-100%
		Expected term (1)	0.5 – 1.18 years

Warrant liability	Black-Scholes Option Pricing Model	Risk free interest rate	3.73%
		Annualized volatility (1)	85.00%
		Stock price	1.14
		Exercise price	5.70
		Expected term	0.97 years
(1)	Represents significant unobservable input

Prior to the Company’s initial public offering, the fair value of the related party convertible promissory notes was estimated using a Probability Weighted Expected Return Method (“PWERM”), which incorporated significant unobservable inputs, including probability-weighted future outcomes, expected term, and credit spreads. Immediately prior to the conversion of the convertible promissory notes, related party into common stock in connection with the Company’s initial public offering, the Company changed its valuation technique to a market approach based on the observable market price of the Company’s common stock. The change in valuation technique was appropriate because the completion of the initial public offering established an observable market price for the Company’s common stock and the notes automatically converted into equity securities in connection with the offering. The market approach did not utilize significant unobservable inputs.

Prior to the Company’s initial public offering, the fair value of the warrant liability was estimated using a Black-Scholes option pricing model, which incorporated significant unobservable inputs, including expected volatility. Immediately prior to the automatic cashless exercise of the warrants in connection with the initial public offering, the Company changed its valuation technique to a market approach based on the observable market price of its common stock. The change in valuation technique was appropriate because the Company’s initial public offering established an observable market price for its common stock and the warrants became immediately exercisable and were exercised in connection with the offering. The market approach did not utilize significant unobservable inputs.

Warrant liability

The warrant liability was remeasured immediately prior to the automatic cashless exercise of all outstanding liability-classified warrants. The aggregate fair value of the warrant liability immediately prior to exercise was approximately $3.4 million. The fair value was determined using a market approach based on the fair value of the Company’s common stock immediately prior to the cashless exercise, which management determined to be $13.00 per share, representing the closing market price of the Company’s common stock on the trading day immediately preceding the exercise date.

Convertible promissory notes payable, related party

Immediately prior to the conversion of all outstanding convertible promissory notes in connection with the IPO, the Company performed a final fair value measurement of the Notes. The aggregate fair value of the Notes immediately prior to conversion was $894,477. Changes in the fair value of the Notes, including the final remeasurement prior to conversion, were recognized in the Condensed Statement of Operations.

Included in the $894,477 fair value immediately prior to conversion was $61,151 of accrued interest. Under the terms of the note agreements, the accrued interest was required to be settled in cash, with only the remaining fair value balance converting into common stock.

Accordingly, the $61,151 of accrued interest was paid in cash, and the remaining $833,326 fair value balance of the Notes automatically converted into 64,102 shares of the Company’s common stock at a conversion price equal to 90% of the IPO public offering price, or $11.70 per share, immediately prior to the closing of the IPO. Following the conversion into equity and the cash settlement of accrued interest, the convertible promissory notes, related party liability was reduced to $0 as of August 13, 2026.

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

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new standard requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of adopting this ASU.

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

3.	Marketable Securities

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company’s investments in marketable securities consist entirely of U.S. Treasury bills and U.S. Treasury notes. The Company classifies these investments as held-to-maturity because it has the positive intent and ability to hold these securities to maturity. Accordingly, these securities are recorded in the Company’s unaudited interim condensed balance sheets at amortized cost, adjusted for the amortization or accretion of premiums or discounts over the life of the security using the effective interest method. Interest is recorded within interest income on the Company’s unaudited interim condensed statements of operations. The following table presents the amortized cost basis, gross unrealized gains and losses, and estimated fair value of the Company’s held-to-maturity securities as of September 30, 2026 (in thousands):

Balance at September 30, 2026 (in thousands)

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Treasury Bills	$38,611	$-	$(35)	$38,576
U.S. Treasury Notes	38,381	-	(142)	38,239
Total held-to-maturity investments	$76,992	$-	$(177)	$76,815

The Company had no marketable securities as of December 31, 2025.

The Company evaluates held-to-maturity securities for expected credit losses in accordance with ASC 326. As of September 30, 2026, no allowance for credit losses was recorded because the portfolio consisted solely of obligations of the U.S. Treasury and management concluded expected credit losses were insignificant.

As of September 30, 2026, all held-to-maturity securities were scheduled to mature within one year, with contractual maturities ranging from November 2026 through August 2027. The Company has the positive intent and ability to hold these securities to maturity.

4.	Accrued Expenses

As of September 30, 2026 and December 31, 2025, the Company had accrued expenses of $319 thousand and $710 thousand, respectively. At September 30, 2026, accrued expenses consist primarily of $119 thousand in site start up costs payable for the EMERGE Phase 2b study and $200,000 for bonuses. At December 31, 2025, accrued expenses consist primarily of $363 thousand in compensation payable to the Company’s officers, $287 thousand for bonuses and $60 thousand in fees to members of its board of directors.

5.	Convertible Promissory Notes Payable, Related Party

On December 8, 2025, the Company issued unsecured convertible promissory notes to the Company’s Chief Financial Officer (also a director), an entity owned by another director, and an entity owned by a close relative of the Company’s Chief Scientific Officer (also a director), all related parties (“Notes”), for an aggregate principal amount of $750 thousand with a stated interest rate of 12% per annum to pursue fundraising and general corporate purposes.

The Notes had a maturity of 15 months and if the Company had not closed an equity financing by the date that was 10 months after issuance, the interest rate would increase to 18% per annum. Interest under the Notes was payable in cash.

Because of the variable nature of the embedded conversion features, the Notes were accounted for in accordance with ASC Topic 815, Derivatives and Hedging. The Notes were measured at fair value using a probability-weighted expected return method (“PWERM”), which estimated fair value based on multiple potential settlement outcomes, including conversion in an initial public offering, conversion in a qualified financing, conversion in another financing transaction and repayment at maturity.

In August 2026, immediately prior to the closing of the Company’s initial public offering, the Notes were remeasured to a fair value of approximately $894 thousand. The resulting increase in fair value of approximately $27 thousand from the June 30, 2026 carrying amount was recognized in the statement of operations as a change in fair value of convertible promissory notes. Upon conversion of the Notes in connection with the closing of the IPO, the liability was reclassified to stockholders’ equity and no further gains or losses were recognized subsequent to conversion.

Upon the closing of the IPO, the outstanding principal amount of the Notes automatically converted into 64,102 shares of the Company’s common stock at a conversion price equal to 90% of the IPO public offering price, or $11.70 per share. Accrued interest of approximately $61 thousand was paid in cash.

6.	Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrants may require—outside the Company’s control—settlement through transferring assets, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and at the time of any modification while the warrants are outstanding.

Warrants classified as equity

During December 2021 and January 2022, 188,715 pre-funded common stock warrants were issued to the Company’s placement agent in connection with the Company’s Series A Convertible Preferred Stock financing and accounted for as equity as part of the placement agent’s services. The warrants had a term of seven and one-half years from the original issuance date and an exercise price of $0.03 per share. Immediately prior to the closing of the IPO in August 2026, all 188,715 outstanding pre-funded warrants were cashlessly exercised for an aggregate of 188,279 shares of the Company’s common stock. As of September 30, 2026, there were no pre-funded warrants outstanding. As of December 31, 2025, there were 188,715 pre-funded warrants outstanding with a weighted average exercise price of $0.03 per share, a weighted average remaining contractual term of 3.5 years, and a weighted average grant-date fair value of $0.90 per share.

Warrants classified as liabilities

In December 2021 and January 2022, the Company issued 471,805 warrants to purchase common stock with an exercise price of $5.70 per share in connection with its Series A Convertible Preferred Stock offering. The warrants had a five-year term from the original issuance date and were classified as liabilities measured at estimated fair value on a recurring basis.

Prior to the August 2026 exercise date, the warrant liability was measured at fair value at each reporting date with changes in fair value recognized in the Condensed Statements of Operations.

Immediately prior to the closing of the IPO in August 2026, all 471,805 outstanding liability-classified warrants were cashlessly exercised for an aggregate of 264,904 shares of common stock. Immediately prior to exercise, the Company remeasured the warrant liability to its estimated fair value and recognized the resulting change in fair value within the Condensed Statements of Operations. Information regarding the valuation methodologies and significant assumptions used in determining the fair value of the warrant liability for historical reporting periods and immediately prior to exercise is included in Note 2, Fair Value Measurements.

As of September 30, 2026, there were no liability-classified warrants outstanding, and the warrant liability balance was $0. As of December 31, 2025, there were 471,805 liability-classified warrants outstanding with a weighted average exercise price of $5.70 per share, a weighted average remaining contractual term of 1.0 year, and a grant-date fair value of $0.99 per share.

7.	Commitments and Contingencies

License Agreements

In December 2021, the Company entered into an exclusive license agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”). Under the terms of the agreement, the Company is subject to payment obligations that are contingent upon future events, including the achievement of specified development and regulatory milestones. Additionally, the Company may be required to make royalty payments in connection with future sales of products developed under the agreement. As of September 30, 2026, the timing and likelihood of achieving these milestones or realizing product sales cannot be reasonably estimated; therefore, no related amounts have been accrued in the condensed financial statements.

Purchase and Clinical Trial Commitments

The Company enters into agreements in the normal course of business with clinical trial sites, clinical supply manufacturers, and other vendors for preclinical studies, clinical trials (including the EMERGE Phase 2b study), research supplies, and other operating services. These contracts generally provide for termination following a specified notice period and are therefore considered cancellable. Payments under these contracts are based on milestone achievements or services rendered. As of September 30, 2026, there were no material uncancellable commitments outstanding.

Legal Proceedings

From time to time, the Company may become subject to legal proceedings and claims arising in the ordinary course of business. As of September 30, 2026, the Company is not a party to any material legal proceedings, and management is not aware of any pending or threatened claims that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. Stockholders’ Equity (Deficit)

In connection with the completion of the IPO on August 13, 2026, the Company filed a Second Amended and Restated Certificate of Incorporation which authorized 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Prior to August 13, 2026, the Company was authorized to issue 50,000,000 shares of common stock and 15,000,000 shares of Series A Convertible Preferred Stock under its Amended and Restated Certificate of Incorporation, filed on December 15, 2021, as amended.

Series A convertible preferred stock

Immediately prior to the closing of the IPO in August 2026, all outstanding shares of Series A Convertible Preferred Stock automatically converted into shares of common stock. Following the closing of the IPO, there were no shares of Series A Convertible Preferred Stock issued or outstanding, and no shares of Series A Convertible Preferred Stock are currently authorized or available for future issuance.

Equity incentive plan

2022 Equity Incentive Plan

Prior to the IPO, the Company granted equity awards to employees, directors, and consultants under the 2022 Equity Incentive Plan (the “2022 Plan”). In connection with the IPO and the adoption of the 2026 Plan (described below), the Company’s board of directors determined that no further awards would be granted under the 2022 Plan. However, all outstanding awards previously granted under the 2022 Plan remain outstanding and subject to the terms of the 2022 Plan. As of September 30, 2026, there were 561,657 options outstanding under the 2022 Plan.

2026 Equity Incentive Plan

In connection with the IPO in August 2026, the Company’s board of directors and stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, and other equity-based awards. As of September 30, 2026, there were 1,750,000 shares of common stock reserved for issuance under the 2026 Plan. As of September 30, 2026, no options have been granted under the 2026 Plan.

9.	Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC Topic 260, Earnings Per Share. Prior to conversion the Series A Convertible Preferred Stock represented a participating security because it was entitled to participate in dividends. However, the two-class method was not applied for the three and nine months ended September 30, 2026 and 2025 because the Series A Convertible Preferred Stock did not have a contractual obligation to share in the losses of the Company.

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Prior to their cashless exercise in August 2026, the 188,715 pre-funded warrants issued to the Company’s placement agent were included in the computation of basic and diluted net loss per share because they were exercisable for a nominal exercise price ($0.03 per share) and contained no unfulfilled conditions. Following their cashless exercise into 188,279 shares of common stock immediately prior to the closing of the IPO in August 2026, the resulting common shares are included in the weighted-average common shares outstanding.

Basic and diluted net loss per share attributable to common stockholders are identical for all periods presented because the inclusion of potentially dilutive common share equivalents would be anti-dilutive due to the Company’s net losses.

For the three and nine months ended September 30, 2025, outstanding convertible preferred stock, stock options, and warrant liabilities were anti-dilutive due to the net loss incurred and were therefore excluded from the computation of diluted net loss per share.

For the three and nine months ended September 30, 2026, stock options were the only anti-dilutive potential common shares excluded from the computation, as all previously outstanding convertible preferred stock, convertible promissory notes, and warrants were converted into common stock or settled in full immediately prior to the closing of the IPO in August 2026.

The following table reconciles net loss and the securities used to calculate weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(4,907,603)	$(284,407)	$(5,767,485)	$(935,823)

Common stock	10,404,831	5,263,158	6,995,883	5,263,158
Warrants - classified as equity	-	188,715	-	188,715
Total weighted average shares outstanding	10,404,831	5,451,873	6,995,883	5,451,873
Net loss per common share - basic and diluted	$(0.47)	$(0.05)	$(0.82)	$(0.17)

The following potentially dilutive securities were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series A Convertible Preferred Stock	-	1,887,144	-	1,887,144
Stock options outstanding	561,657	446,659	561,657	446,659
Warrants - classified as a liability	-	471,805	-	471,805
Total	561,657	2,805,608	561,657	2,805,608

10.	Subsequent Events

On October 2, 2026, the Company granted an aggregate of 880,000 stock options to employees, executives, and directors. Of these awards, 570,000 options carry an exercise price of $18.23 per share, and 310,000 options carry an exercise price of $20.05 per share. The granted options have contractual terms of 5 and 10 years and vest in three equal annual installments beginning on the first anniversary of the grant date (October 2, 2027), subject to the grantee’s continued service with the Company through each applicable vesting date. The Company has not yet completed its determination of the grant-date fair value of these awards and, accordingly, the related future share-based compensation expense has not yet been determined.

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

Overview

We are a clinical-stage life science and drug development company focused on the development of novel therapeutics for the treatment of serious diseases associated with dysfunctions in human metabolism and high unmet medical needs, including post-bariatric hypoglycemia (“PBH”) and gastroparesis. Our company was founded in 2021 by experienced leaders that have an in-depth understanding of drug development in the metabolic disease space. Our primary objective is to advance our lead investigational product candidate, mizagliflozin, a selective sodium-dependent glucose transporter 1 (“SGLT1”) inhibitor in development for disorders related to glucose absorption and postprandial dysregulation, through clinical development and towards regulatory approval.

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

Since our inception, we have devoted substantially all of our resources to the development of our mizagliflozin product candidate for PBH, gastroparesis, and GIP-dependent Cushing’s Syndrome and VGX-2857 for weight maintenance, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations.

We have historically funded our operations primarily through the private sales of our Series A convertible preferred stock and convertible promissory notes, which generated approximately $11.5 million in aggregate gross proceeds, and more recently, through our initial public offering (“IPO”). In August 2026, we completed our IPO, generating aggregate net proceeds of approximately $84.4 million, after deducting underwriting discounts, commissions, and offering expenses payable by us.

We have incurred significant operating losses since inception and expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were approximately $4.9 million and $284 thousand for the three months ended September 30, 2026 and 2025, respectively, and approximately $5.8 million and $936 thousand for the nine months ended September 30, 2026 and 2025, respectively. Our net losses were approximately $1.4 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of approximately $16.6 million and $10.8 million as of September 30, 2026 and December 31, 2025, respectively.

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

Other income (expense)

Expenses from convertible promissory notes and warrants

Other income (expense) consists primarily of changes in the fair value of our warrant liabilities and related party convertible promissory notes. Prior to the completion of our IPO in August 2026, these instruments were classified as liabilities and remeasured at fair value on a recurring basis, with changes in fair value recognized in earnings each reporting period. During the three and nine months ended September 30, 2026, the Company recognized significant non-cash losses associated with the remeasurement of these instruments, including a remeasurement immediately prior to their conversion and settlement in connection with the IPO.

In August 2026, upon the closing of the IPO, all outstanding related party convertible promissory notes automatically converted into shares of common stock, and all warrants were settled through a cashless exercise into common stock. Following these transactions, the related liabilities were reclassified to stockholders’ equity and no warrant liabilities or convertible promissory note liabilities remained outstanding as of September 30, 2026. As a result, no further changes in fair value related to these instruments will be recognized in future periods.

Interest income

Interest income is comprised of interest income earned on our cash and cash equivalents as well as short-term marketable securities.

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Change
	2026	2025	$

Operating expenses:
Research and development	$1,079,000	124,813	954,187
General and administrative	703,736	177,664	526,072
Total operating expenses	1,782,736	302,477	1,480,259

Other (expense) income
Change in fair value of warrant liability	(3,436,669)	16,984	(3,453,653)
Change in fair value of convertible promissory note payable, related party	(26,777)	-	(26,777)
Interest income	338,579	1,086	337,493
Total other (expense) income, net	(3,124,867)	18,070	(3,142,937)
Net loss	$(4,907,603)	(284,407)	(4,623,196)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change $
Direct R&D Program Expenses (PBH)	$714,422	$-	$714,422
Intellectual Property Legal Expenses	$46,398	$6,370	$40,028
R&D Salaries	$212,379	$118,101	$94,278
R&D Bonuses	$90,000	$-	$90,000
Other R&D expense	$15,801	$342	$15,459
Total	$1,079,000	$124,813	$954,187

Research and development expenses rose by $954 thousand, from $125 thousand in the three months ended September 30, 2025, to $1.1 million in the three months ended September 30, 2026, as discussed below.

The increase in research and development expenses for the three months ended September 30, 2026 was primarily attributable to increased spending on our PBH development program. Direct research and development program expenses related to PBH increased by approximately $714 thousand, primarily due to the start up costs for the EMERGE Phase 2b study and an increase of $184 thousand in R&D personnel-related expenses due to an increase in our headcount in the R&D department following the IPO.

General and administrative expenses

General and administrative expenses increased by $526 thousand, from $178 thousand for the three months ended September 30, 2025, to $704 thousand for the three months ended September 30, 2026. The increase was primarily attributable to an increase of approximately $237 thousand in personnel-related expenses due to increased headcount in the G&A department following the IPO and an increase of $214 thousand in increased costs as a public company such as insurance, directors’ fees, legal and listing fees.

Other income (expense)

Change in fair value of warrant liability

The warrant liability was remeasured to approximately $3.4 million using a market approach based on the fair value of the Company’s common stock immediately prior to the cashless exercise. Management determined the fair value of the Company’s common stock to be $13.00 per share, based on the closing market price on the trading day immediately preceding the exercise date. The resulting increase in fair value was recognized as a non-cash loss in the Condensed Statements of Operations.

Immediately prior to the closing of the IPO, all outstanding liability-classified warrants were cashlessly exercised for 264,904 shares of common stock. Upon exercise, the warrant liability was settled in full and reclassified to stockholders’ equity. As a result, the warrant liability balance was $0 as of September 30, 2026, and no future changes in fair value associated with these warrants will be recognized.

The change in the fair value of our warrant liability for the three months ended September 30, 2025 was a decrease of approximately $17 thousand. This change resulted from the periodic mark-to-market remeasurement of the warrant liability using Level 3 unobservable inputs.

Additional information regarding the valuation methodology, assumptions and fair value measurements related to the warrant liability is included in Note 2, Fair Value Measurements.

Change in fair value of convertible promissory notes payable, related party

For the three months ended September 30, 2026, we recognized a loss related to the final fair value remeasurement of our related party convertible promissory notes immediately prior to their conversion in connection with the IPO.

Immediately prior to the closing of our IPO, the convertible promissory notes were remeasured to an aggregate fair value of approximately $894 thousand. The increase in fair value from the June 30, 2026 carrying amount was recognized in the Condensed Statements of Operations as change in fair value of convertible promissory notes.

In August 2026, in connection with the closing of our IPO, all outstanding principal under the related party convertible promissory notes automatically converted into 64,102 shares of common stock at a conversion price of $11.70 per share, which represented 90% of the public offering price of $13.00 per share. Accrued interest of approximately $61 thousand was paid in cash.

Upon conversion, the carrying value of the convertible promissory notes was reclassified to stockholders’ equity. Following the conversion of the principal balance and settlement of accrued interest, the carrying amount of the related party convertible promissory notes was reduced to $0 as of August 13, 2026. Accordingly, no further changes in fair value associated with these notes will be recognized in future periods.

Additional information regarding the valuation methodology and fair value measurements of the convertible promissory notes is included in Note 5 to our unaudited condensed financial statements.

Interest income

Interest income, which includes interest income on our cash and cash equivalents and short term marketable securities, increased by $338 thousand, from $1 thousand for the three months ended September 30, 2025, to $339 thousand for the three months ended September 30, 2026, due to increases in our available cash and cash equivalents and short term marketable securities from the net proceeds of the IPO. We did not have any material interest expense during the three months ended September 30, 2025, or 2026.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$

Operating expenses:
Research and development	$1,473,697	430,517	1,043,180
General and administrative	1,127,576	554,818	572,758
Total operating expenses	2,601,273	985,335	1,615,938

Other income (expense)
Change in fair value of warrant liability	(3,426,761)	43,876	(3,470,637)
Change in fair value of convertible promissory notes payable, related party	(78,177)	-	(78,177)
Interest income	338,726	5,636	333,090
Total other income (expense), net	(3,166,212)	49,512	(3,215,724)
Net loss	$(5,767,485)	(935,823)	(4,831,662)

Research and development expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change $
Direct R&D Program Expenses (PBH)	$790,354	$-	$790,354
Intellectual Property Legal Expenses	$126,293	$26,791	$99,502
R&D Salaries	$445,105	$374,885	$70,220
R&D Bonuses	$90,000	$-	$90,000
Other R&D expense	$21,945	$28,841	$(6,896)
Total	$1,473,697	$430,517	$1,043,180

Research and development expenses rose by $1.0 million, from $431 thousand in the nine months ended September 30, 2025, to $1.5 million in the nine months ended September 30, 2026, as discussed below.

The increase in research and development expenses for the nine months ended September 30, 2026 was primarily attributable to increased spending on our PBH development program. Direct research and development program expenses related to PBH increased by approximately $790 thousand, primarily due to startup costs and clinical trial materials for the EMERGE Phase 2b study. Personnel-related costs increased by approximately $160 thousand from $375 thousand for the nine months ended September 30, 2025 to $535 thousand for the nine months ended September 30, 2026 due to an increase in headcount following the IPO in August 2026.

Additionally, intellectual property legal expenses increased by approximately $100 thousand.

General and administrative expenses

General and administrative expenses increased by $573 thousand to $1.1 million for the nine months ended September 30, 2026, from $555 thousand for the nine months ended September 30, 2025. The increase was primarily attributable to personnel-related costs of $228 thousand due to an increase in headcount, an increase of approximately $122 thousand in professional fees for accounting, tax, audit, and valuation services, and an increase of $97 thousand in directors’ and officers’ (D&O) insurance expenses following the completion of our IPO in August 2026.

Other income (expense)

Change in fair value of warrant liability

The change in fair value of our warrant liability was an expense of approximately $3.4 million for the nine months ended September 30, 2026. This expense resulted from the final remeasurement of the liability-classified warrants immediately prior to their automatic cashless exercise in connection with the closing of our IPO in August 2026. The warrant liability was remeasured to a fair value of approximately $3.4 million using a market approach based on the $13.00 per share closing market price of the Company’s common stock on the trading day immediately preceding the exercise date.

In August 2026, immediately prior to the closing of our IPO, all outstanding liability-classified warrants were cashlessly exercised for 264,904 shares of common stock. Upon exercise, the warrant liability was settled in full and reclassified to stockholders’ equity, resulting in a carrying balance of $0 as of September 30, 2026.

The change in fair value of our warrant liability was a decrease of approximately $44 thousand for the nine months ended September 30, 2025. The change resulted from the periodic mark-to-market remeasurement of the warrant liability using Level 3 unobservable inputs.

Additional information regarding the valuation methodology, significant assumptions and fair value measurements related to the warrant liability is included in Note 2 to our unaudited condensed financial statements.

Change in fair value of convertible promissory notes payable, related party

For the nine months ended September 30, 2026, the carrying value of our related party convertible promissory notes was remeasured to fair value at each reporting period through the date of settlement, with changes in fair value recognized in earnings. Immediately prior to the closing of our IPO in August 2026, the aggregate fair value of the convertible promissory notes was approximately $894 thousand.

In August 2026, immediately prior to the closing of our IPO, the outstanding principal amount of the related party convertible promissory notes automatically converted into 64,102 shares of common stock at a conversion price of $11.70 per share, which represented 90% of the public offering price of $13.00 per share. Accrued interest of approximately $61 thousand was paid in cash upon settlement.

The increase in the fair value of the convertible promissory notes immediately prior to settlement was recognized in the Condensed Statements of Operations as a change in fair value of convertible promissory notes. Upon conversion, the carrying value of the notes was reclassified to stockholders’ equity. Following the conversion of principal and settlement of accrued interest, the carrying amount of the related party convertible promissory notes was reduced to $0 as of August 13, 2026.

There was no change in the fair value of related party convertible promissory notes for the nine months ended September 30, 2025, as the notes were issued in December 2025.

Additional information regarding the valuation methodology, significant assumptions and fair value measurements related to the convertible promissory notes is included in Note 5 to our unaudited condensed financial statements.

Interest income

Interest income, which includes interest income on our cash and cash equivalents and marketable securities, increased by $333 thousand, from $6 thousand for the nine months ended September 30, 2025, to $339 thousand for the nine months ended September 30, 2026, due to increases in our available cash, cash equivalents and marketable securities from the net proceeds of the IPO. We did not have any material interest expense during the nine months ended September 30, 2026, or 2025.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations, and we expect to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future. Prior to our IPO, we funded our operations primarily through the private sales of our Series A convertible preferred stock and convertible promissory notes, which generated approximately $11.5 million in aggregate gross proceeds.

In August 2026, we completed our IPO, in which we issued and sold an aggregate of 7,187,500 shares of our common stock (including 937,500 shares issued pursuant to the full exercise of the underwriter’s over-allotment option) at a public offering price of $13.00 per share. The IPO generated approximately $84.4 million in net proceeds to us, after deducting underwriting discounts, commissions, and offering expenses payable by us.

As of September 30, 2026, and December 31, 2025, we had approximately $82.1 million and $601 thousand, respectively, of cash, cash equivalents, and marketable securities. We have not generated any revenue from product sales to date and do not expect to generate revenue from product sales in the foreseeable future, if at all, as our product candidates remain in clinical and preclinical development.

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

We had $82.1 million and $601 thousand of cash, cash equivalents, and marketable securities as of September 30, 2026 and December 31, 2025, respectively.

Based on our current operating plan, we estimate that our existing cash and cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months ended September 30,
	2026	2025
Net cash used in operating activities	$(2,915)	(729)
Net cash used in investing activities	(76,989)	-
Net cash provided by financing activities	84,430	-

Net increase (decrease) in cash and cash equivalents	$4,526	(729)

Cash flows from operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $2.9 million. This was primarily driven by our net loss of approximately $5.8 million, non-cash adjustments of approximately $3.3 million, and a net use of cash from changes in operating assets and liabilities of approximately $429 thousand. Non-cash adjustments primarily consisted of a change in the fair value of warrant liabilities of $3.4 million, a change in the fair value of the convertible promissory note of $78 thousand, and stock-based compensation expense of $5 thousand, partially offset by accretion of discount on marketable securities of $228 thousand. The net use of cash from changes in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $483 thousand, a decrease in accrued expenses of $391 thousand, and interest paid on the convertible note payable of $61 thousand partially offset by an increase in accounts payable of $506 thousand.

Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $729 thousand. This was primarily due to our net loss of approximately $936 thousand, adjusted for net non-cash adjustments of approximately $36 thousand and changes in operating assets and liabilities of approximately $243 thousand. Non-cash adjustments primarily consisted of a decrease in the fair value of our warrant liability of approximately $44 thousand, partially offset by stock-based compensation expense of approximately $8 thousand.

Cash flows from investing activities

Net cash used in investing activities was approximately $77 million for the nine months ended September 30, 2026, which consisted entirely of purchases of marketable securities following the completion of our IPO. There were no cash flows from investing activities for the nine months ended September 30, 2025.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was approximately $84.4 million, which consisted of net proceeds from our August 2026 IPO, after deducting underwriting discounts, commissions, and offering costs paid during the period. There were no cash flows from financing activities for the nine months ended September 30, 2025.

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

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical accounting estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our IPO Prospectus. We have reviewed and determined that those critical accounting estimates remain the Company’s critical accounting estimates as of and for the three and nine months ended September 30, 2026.

Item 3. Quantitative and qualitative disclosures about market risks.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Prior to the completion of our IPO in August 2026, we were a private company and therefore had not designed or maintained internal control over financial reporting commensurate with the financial reporting requirements of an SEC registrant. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.

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

The material weaknesses identified were as follows:

•	We did not appropriately design and maintain an effective control environment over the financial reporting process, including a lack of segregation of duties and design and documentation of formalized processes and procedures over financial reporting in accordance with generally accepted accounting principles. Specifically, we lack a sufficient number of qualified resources to ensure adequate oversight, evaluation of complex accounting transactions and accountability over the performance of controls while maintaining appropriate segregation of duties. Without such resources, we were unable to design and maintain appropriate segregation of duties in the initiation, recording and approval of transactions within our financial systems and evaluation of complex transactions.
•	Management has not designed and maintained user access controls that adequately restrict user and privileged access to financial applications which created segregation of duties deficiencies.

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

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We expect to begin implementing new procedures and controls during the fourth quarter of 2026 to address the identified material weaknesses. We expect the implementation of these remediation measures, together with the operation and testing of the new controls and any modifications determined to be necessary, to continue through the middle of 2027.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of September 30, 2026, we were not party to any material pending legal proceedings. Regardless of the outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred significant operating losses. Our net losses were $5.8 million and $936 thousand for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $16.6 million. We have financed our operations primarily through the issuance and sale of our common stock, Series A convertible preferred stock, convertible promissory notes and the proceeds from our IPO. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current product candidates and potential future product candidates. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially for the foreseeable future if and as we:

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

At September 30, 2026, we had cash, cash equivalents, and marketable securities of $82.1 million. We expect that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2028; provided that prior to commencing a Phase 3 clinical trial for any of our product candidates we will be required to raise substantial additional capital. In addition, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $9.4 million which are not subject to expiration and state net operating loss carryforwards of $9.6 million which expire in various amounts beginning in 2036 through 2041 and $468 thousand of U.S. federal general business credits carryforwards which expire in various amounts beginning in 2041 through 2045. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses (“NOLs”) may be carried forward to offset a portion of future taxable income, if any.

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

The development and commercialization of new drug products is highly competitive. We will face competition with respect to our product candidates and any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent or other intellectual property protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies may be based on scientific approaches that are the same as or similar to our approach, while others are based on entirely different approaches. Our competitor Amylyx, for example, is developing avexitide, a potential GLP-1 receptor antagonist to mitigate the effects of PBH, which has received Breakthrough Therapy from the FDA. Amylyx initiated a Phase 3 clinical trial in PBH in 2025, announced positive topline results from this trial in August 2026, and has stated that it plans to submit an NDA for avexitide to the FDA by the end of 2026. If avexitide is approved before any of our product candidates, it could become the first FDA-approved treatment for PBH, which could make it more difficult for us to enroll patients in our clinical trials or to commercialize mizagliflozin for PBH, if approved. For more information, see “Business–Competition” included in our IPO Prospectus.

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

Our pipeline includes product candidates for metabolic diseases, with our lead product candidate, mizagliflozin, targeting PBH, gastroparesis, and GIP-dependent Cushing’s Syndrome. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. The process we have used in developing an estimated incidence and prevalence for the indications we are targeting has involved collating limited data from multiple sources. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. Moreover, the patient population for PBH may decrease due to the development of novel treatments for obesity, reducing the potential need for bariatric surgery, and the patient population for obesity may decrease as novel treatments for obesity are introduced. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of PBH and gastroparesis, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or non-clinical studies;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•	another company may benefit from market exclusivity for its product which could prevent us from obtaining marketing authorization for our product in the same indication during such exclusivity period (as described above).

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

Our product candidates are sensitive to temperature, storage and handling conditions. The handling and administration of the therapy product, if approved, may need to be performed according to specific instructions and in some steps within specific time periods. Failure to correctly handle our product, by us or third parties, could negatively impact the efficacy and/or safety of our product, or cause a loss of product or could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for commercial supply. For these and other reasons, we may not be able to manufacture our current or future product candidates at commercial scale or in a cost-effective manner. Even if we are able to manufacture and distribute the product candidates, if our products require specific procedures to maintain and use them, we may be limited in commercial opportunity.

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

Similarly, in the EU, the European Commission (“EC”) grants orphan medicinal product designation after receiving the opinion of the European Medicines Agency’s Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of medicinal products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU or for products intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment authorized for marketing in the EU (or, if such a method exists, the product would be of significant benefit to those affected by the condition). In the EU, orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the “IRA”), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general are not yet known.

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Legislative proposals, including the “Most Favored Patient Act’ introduced in March 2026, seek to codify these initiatives. Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

These laws, and any state and federal healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approval label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The policies of the FDA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants, commercial partners and, principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations and other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. We have adopted a code of conduct and an insider trading policy applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

We anticipate that we will need to increase our insurance coverage as we conduct additional clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Any expansion outside of the United States would require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Significant political, trade and regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We may in the future operate and, if approved, sell our products outside of the United States. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from any changes in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. On April 2, 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act of 1962, following the completion of the U.S. Department of Commerce’s Section 232 investigation into the national security implications of pharmaceutical and active pharmaceutical ingredients (API) imports, imposing a 100% ad valorem tariff on imports of patented pharmaceutical products and associated pharmaceutical ingredients, including APIs. For the large pharmaceutical companies identified in the proclamation, the tariffs became effective on July 31, 2026; for all other importers, the tariffs became effective on September 29, 2026. The proclamation provides for reduced or zero tariff rates in certain circumstances, including exemptions for generic pharmaceuticals, U.S.-origin products, and certain specialty products, such as drugs for which all approved indications carry orphan drug designation under the Orphan Drug Act, subject to specified conditions. We do not have in-house manufacturing capability and depend on a limited number of third-party manufacturers and API formulators, certain of which are located outside the U.S. or source APIs, raw materials, laboratory equipment and research material and components from other countries. To the extent the new tariffs apply to our products or their inputs and are not subject to an exemption or reduced rate, they could increase our costs and reduce our margins. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and non-clinical studies. In the event that any of our product candidates are approved, we will be required to engage one or more new third-party manufacturers for our products. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

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

As of September 30, 2026, we had seven full-time employees and two part-time employees and are in the process of building out our team to support our operations. As we advance our products and product candidates through the development and commercialization process, we will need to expand managerial, operational, financial, sales and marketing and other resources to manage our operations, non-clinical and clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities or contract with other organizations to provide these capabilities for us. As operations expand, we expect that we will need to manage additional relationships with various suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures across a global organization. Such growth could place a strain on our administrative and operational infrastructure. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we are not able to effectively manage growth and expand our operations, we may not be able to successfully implement the tasks necessary to further develop and commercialize, if approved, any product candidates and, accordingly, we may not achieve our research, development and commercialization goals.

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

We maintain certain information as company trade secrets. This information may relate to inventions that are not patentable or not optimally protected with patents. We use commercially reasonable practices to protect this information, including, for example, limiting access to the information and requiring passwords for our computers. Additionally, we execute confidentiality agreements with any third parties to whom we may provide access to the information and with our employees, consultants, scientific advisors, collaborators, vendors, contractors, and advisors. We cannot provide any assurances that all such agreements have been duly executed, and third parties may still obtain this information or may come upon this or similar information independently. It is possible that technology relevant to our business will be independently developed by a person who is not a party to such a confidentiality or invention assignment agreement. If any of our trade secrets were to be independently developed by a competitor or other third party, we would have no right to prevent such competitor or third party, or those to whom they communicate such independently developed information, from using that information to compete with us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by contract manufacturers, consultants, collaborators, vendors, advisors, former employees and current employees. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Furthermore, if the parties to our confidentiality agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a consequence of such breaches or violations. Our trade secrets could otherwise become known or be independently discovered by our competitors. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets. If any of these events occurs or if we otherwise lose protection for our trade secrets, our business, financial condition, results of operations and prospects may be materially and adversely harmed.

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

Although we have exclusively in-licensed issued patents relating to our mizagliflozin product candidate and we own issued patents in the U.S., Indonesia, Mexico ,India and China and patent applications in the U.S, Brazil, Canada, Indonesia and the European Patent Office and India relating to our mizagliflozin product candidate, we cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art publications or patent literature, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patent portfolio in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our product candidates and/or materially harm our business.

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

Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The U.S. Supreme Court has ruled on several patent cases in recent years; these cases often narrow the scope of patent protection available to inventions in the biotechnology and pharmaceutical spaces. In 2022, Congress passed the IRA, which authorizes the Secretary of the Department of Health and Human Services (“HHS”) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain that it will not affect our patent strategy in the long run.

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

Litigation often involves significant amounts of public disclosures. Such disclosures could have a materially adverse impact on our competitive position or our stock prices. During U.S. litigation we would be required to produce voluminous records related to our patents and our research and development activities in a process called discovery. The discovery process may result in the disclosure of some of our confidential information. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of our common stock.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates, including patent infringement lawsuits in the U.S. or abroad. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our product candidates. Third parties may assert infringement claims against us based on existing patents that they own or in-license or patents that may grant to them (or which they may in-license) in the future, regardless of the merit of such patents or infringement claims. If our defenses to such assertions of infringement were unsuccessful, we could be liable for a court-determined reasonable royalty on our existing sales and further damages to the patent owner (or licensee), such as lost profits. Such royalties and damages could be significant. If we are found to have willfully infringed the claims of a third party’s patent, the third party could be awarded treble damages and attorneys’ fees. Further, unless we obtain a license to such patent, we may be precluded from commercializing the infringing product candidate. Any of the aforementioned could have a material adverse effect on our business, financial condition, results of operations and prospects.

While we perform periodic searches for relevant patents and patent applications with respect to our product candidates, including mizagliflozin for PBH and gastroparesis, we cannot guarantee the completeness or thoroughness of any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of any of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. As a result, we may be unable to identify such patents or patent applications despite our best efforts. In addition, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that any of our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that the relevant product or methods of using the product either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We cannot be certain that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing a product or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could adversely affect the price of our common stock. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Others may challenge inventorship or claim an ownership interest in our intellectual property which could expose us to litigation and have a significant adverse effect on our prospects.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Following completion of our IPO, we had 13,917,587 shares of common stock outstanding. In addition, the underwriter exercised its option to purchase an additional 937,500 shares pursuant to its over-allotment option, which increased our number of shares outstanding to 14,855,087 shares. Of these shares, the 7,187,500 shares sold in our IPO may be resold in the public market immediately. The resale of approximately 7,667,587 shares of our outstanding common stock is currently restricted under securities laws or as a result of lock-up or other agreements, but will be able to be sold after the expiration of the lock-up 180 days after the date of the IPO Prospectus and termination of restrictions under securities laws. The lock-up agreements with the underwriter are subject to certain exceptions and the underwriter may, in its sole discretion, release all or some portion of the shares subject to such lock-up agreements at any time and for any reason. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We are also a “smaller reporting company” as defined i under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

We did not appropriately design and maintain an effective control environment over the financial reporting process, including a lack of segregation of duties and design and documentation of formalized processes and procedures over financial reporting in accordance with generally accepted accounting principles. Specifically, we lack a sufficient number of qualified resources to ensure adequate oversight, evaluation of complex transactions and accountability over the performance of controls while maintaining appropriate segregation of duties. Without such resources, we have been unable to design and maintain appropriate segregation of duties in the initiation, recording and approval of transactions within our financial systems and the evaluation of complex transactions. Management also has not designed and maintained user access controls that adequately restrict user and privileged access to financial applications which created segregation of duties deficiencies. In addition, during the course of preparing for our IPO, we determined that material adjustments to the net loss per share amounts were necessary, which required us to restate our financial statements for the years ended December 31, 2025 and 2024. These material weaknesses resulted in a misstatement of our financial statements and could in the future result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

We have initiated a formal risk assessment of our processes and procedures and will design sufficient controls to remediate these weaknesses. We have hired, and intend to continue to hire, additional experienced accounting and financial reporting personnel, and are formalizing the design and implementation of internal controls over the financial reporting process, including general controls over information systems using part of the proceeds from our IPO. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We expect to begin implementing new procedures and controls during the fourth quarter of 2026 to address the identified material weaknesses. We expect the implementation of these remediation measures, together with the operation and testing of the new controls and any modifications determined to be necessary, to continue through the middle of 2027. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through appropriate testing, that such controls are designed and operating effectively.

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy or consequent inability to produce accurate financial statements on a timely basis could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis could cause investors to lose confidence in the accuracy and completeness of our financial reports and could cause the market price of our common stock to decline significantly.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our second amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine, ( the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, the respective rules and regulations promulgated thereunder (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Our second amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our second amended and restated certificate of incorporation and our amended and restated bylaws include provisions that:

•	authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•	create a classified board of directors whose members serve staggered three-year terms;
•	specify that special meetings of our stockholders can be called only by our board of directors;
•	prohibit stockholder action by written consent;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	provide that our directors may be removed only for cause;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our board of directors to make, alter, amend or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our second amended and restated certificate of incorporation and amended and restated bylaws.

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

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with the closing of the IPO in August 2026, (i) all 5,661,422 outstanding shares of our Series A convertible preferred stock automatically converted into an aggregate of 1,887,144 shares of our common stock, (ii) all outstanding related party convertible promissory notes, with an aggregate principal amount of $750,000, automatically converted into an aggregate of 64,102 shares of our common stock at a conversion price of $11.70 per share, and (iii) outstanding warrants to purchase 471,805 shares of our common stock at an exercise price of $5.70 per share and pre-funded warrants to purchase 188,715 shares of our common stock were automatically exercised on a cashless basis for an aggregate of 453,183 shares of our common stock. The issuances of these shares of common stock were exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act because the shares were issued in exchange for outstanding securities of the Company with no commission or other remuneration paid for soliciting the exchange.

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

We received gross proceeds from the IPO of approximately $93.4 million, which resulted in net proceeds of approximately $84.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from the IPO as described in our Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

None.

(b)

None.

(c)

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Vogenx, Inc.	8-K	001-43441	3.1	8/13/2026

3.2	Amended and Restated Bylaws of Vogenx, Inc.	8-K	001-43441	3.2	8/13/2026

4.1	Form of Common Stock Certificate	S-1/A	333-297487	4.1	7/29/2026

4.2	Form of Warrant, as amended	S-1/A	333-297487	4.3	7/29/2026

10.1	Vogenx, Inc. 2026 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-297487	10.3	7/29/2026

10.2	Form of Director and Officer Indemnification Agreement	S-1/A	333-297487	10.4	7/29/2026

10.3	Employment Agreement between Vogenx, Inc. and James Green	S-1/A	333-297487	10.5	7/29/2026

10.4	Employment Agreement between Vogenx, Inc. and Steven Delmar	S-1/A	333-297487	10.6	7/29/2026

10.5	Employment Agreement between Vogenx, Inc. and William Wilkison	S-1/A	333-297487	10.7	7/29/2026

10.6	Vogenx, Inc. Non-Employee Director Compensation Policy	S-1/A	333-297487	10.8	7/29/2026

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vogenx, Inc.

Date: November 6, 2026	By:	/s/ James Green
James Green
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Steven Delmar
Steven Delmar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)